Form 10QSB
period 2007-09-27
Silver Star Capital Holdings, Inc.
filed 2007-10-22
CIK 1412339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                                                to

Commission file number: 000-52853

SILVER STAR CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Florida (State or other jurisdiction of Incorporation or organization)	04-3690402 (I.R.S. Employer Identification No.)
2731 Silver Star Road, Suite 200 Orlando, Florida (Address of Principal Executive Offices)	32808-3935 (Zip Code)
(407) 522-7201
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2007, there were 11,298,982 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: [   ] Yes  [X] No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.               Financial Statements

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Plan of Operation
Competition
Competitive Advantages
Our Growth Strategy
Employees
Intellectual Property
Government Regulation
Results of Operations
Liquidity and Capital Resources

Item 3.              Controls and Procedures

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings
Item 1A.            Risk Factors
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.               Defaults Upon Senior Securities
Item 4.               Submission of Matters to a Vote of Security Holders
Item 5.              Other Information
Item 6.              Exhibits

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements
Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
BALANCE SHEET

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$665	$665
Total Current Assets	665	665

Property and Equipment	------	------

Total Assets	$665	$665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$8,705	$475

Total Current Liabilities	8,705	475

Stockholders' Equity (Deficit)

Common Stock, $.001 per share
par value, 50,000,000 shares authorized,
11,298,982 shares issued and outstanding at
September 30, 2007 and 1,298,982 issued and
outstanding at June 30, 2007	11,299	1,299

Additional Paid in Capital	------	------

Accumulated Deficit
(Since quasi reorganization May 1, 2007)	(19,339)	(1,109)

Total Stockholders' Equity (Deficit)	(8,040)	190

Total Liabilities and Stockholders' Equity (Deficit)	$665	$665

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
STATEMENT OF OPERATIONS

		Three Months Ended
		June 30,
		(Unaudited)	(Unaudited)
		2007	2006

Net Revenues		$-	$-

Operating Expenses

General and Administrative		3,825	$-
Interest Expense		-	-
Advertising and Promotion		-	-
Research and Development		-	-
Professional Fees		14,405	-

Total Expenses		18,230	-

Net Income/(Loss)		$(18,230)	$-

Basic and Diluted
(Loss) per Share	a	$(0.00)	$-

Weighted Average
Number of Shares		9,559,852	1,298,966

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
STATEMENT OF STOCKHOLDERS' EQUITY

From July 1, 2007 To September 30, 2007
		(Unaudited)
						Deficit
						Accumulated
		Price				(Since quasi	Total
	Issue	Per	Common Stock		Paid in	reorganization	Equity
	Date	Share	Shares	Amount	Capital	May 1, 2007)	(Deficit)
Balance at July 1, 2007			1,298,982	$1,299	$-	$(1,109)	$190

Common shares issued for services	27-Jul-07	$0.001	12,000,000	12,000	-	-	12,000

Common shares issued above for services cancelled by Company	20-Sep-07	0.001	(2,000,000)	(2,000)	-	-	(2,000)

Net (Loss)						(18,230)	(18,230)

Balance, September 30, 2007			11,298,982	$11,299	$-	$(19,339)	$(8,040)

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
STATEMENT OF CASH FLOWS

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows Operating Activities

Net Profit / (Loss)	$(18,230)	$-

Significant Non-Cash Transactions
Fair value of stock issued for
professional services	10,000	-
Increase (Decrease) in
Accounts Payable	8,230	-

Net Cash Provided (Used)
by Operating Activities	-	-

Net Increase In Cash	-	-

Cash, Beginning of Period	665	434

Cash, End of Period	$665	$434

Significant Non-Cash Transactions

1. During the period the Company issued 10,000,000 common shares at $.001 for professional services

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

                1.  Unaudited Financial Statements

These  financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006, included in this registration statement.  Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to instructions to Form 10-QSB of regulation S-B as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the financial statements of the Company as of June 30, 2007 and 2006.  In the opinion of management, these unaudited interim financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position, results of operations, and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the three months ended September 30, 2007, should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.

2.  Business and Organization

Silver Star Capital Holdings, Inc., formerly known as PokerBook Gaming Corporation (Silver Star or the Company), was incorporated on May 17, 2002, and formerly was organized to develop and distribute a portfolio of internet gaming software.  On October 13, 2006, the Company abandoned its internet software interests and reorganized itself into a hospitality company whose business plan includes the development and acquisition of businesses that own, operate, and develop unique concept hotels in exotic locations.

Operations of the Company through the date of these financial statements have been devoted primarily to product development, marketing, raising capital, and administrative activities.

3.  Property and Equipment

Property and equipment are recorded at cost. Depreciation, including amortization of leasehold improvements and software licenses, is provided using the straight line method.  For tax purposes, the Company uses the Modified Accelerated Cost Recovery System (MACRS).

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the Company's books and records, and any resulting gain or loss is recognized in income for the period.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - continued

3.  Property and Equipment- continued

The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

4.  Valuation of Long-Lived Assets

The Company reviews the recoverability of long-lived assets, including equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The Company’s primary measure of fair value is based on discounted cash flows.  The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The Company amortizes the costs of other intangibles (excluding goodwill) over their contractual life or estimated useful lives unless such lives are deemed indefinite.  Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Intangible assets with indefinite lives, such as goodwill, are tested for impairment, at least annually, and written down to fair value as required.

5.  Stock Based Compensation

On July 1, 2006,  the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  Prior to July 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

            5.  Stock Based Compensation – continued

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts.  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.  We calculate the fair value of options using a Black-Scholes option pricing model.  We do not currently have any outstanding options subject to future vesting.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.  In addition, SFAS 123(R) requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.  For companies that adopt SFAS123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

            6.  Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS NO. 109, “Accounting for Income Taxes,” or SFAS 109.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.  SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.  Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carryforwards.  Management has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially the Company’s entire net deferred tax asset.  Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.  If Management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

             6.  Income Taxes – continued

which we make the determination.  The Company’s tax rate may also vary based on its results and the mix of income or loss in domestic and foreign tax jurisdictions in which it operates.

In addition, the calculation of the Company’s tax liabilities involves dealing with the uncertainties in the application of complex tax regulations.  The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due.  If Management ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which Management determines that the liability is no longer necessary.  The Company will record an additional charge in its provision for taxes in the period in which Management determines that the recorded tax liability is less than they expect the ultimate assessment to be.

9.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

8. Cash Flows

For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

9.  Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All share and per share amounts including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans etc.) have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

11.  Recent Accounting Pronouncements – continued

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions.  This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

NOTE B - STOCKHOLDERS EQUITY

Common Stock

The Company’s single class common stock had authorized shares of 50,000,000 at September 30, 2007, with a par value of $.001.

On July 27, 2007, the Company issued 12,000,000 shares of common stock at $.001 (par value and estimated fair value) in exchange for professional services.

On September 20, 2007, the Company cancelled 2,000,000 of the shares issued on July 27, 2007, to an individual, following his departure from the Company.  These shares were cancelled at $.001 (the issuance price which approximated estimated fair value).

At September 30, 2007, the Company had 11,298,982 shares of its common stock issued and outstanding.

NOTE C – QUASI REORGANIZATION

On October 13, 2006, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet.  As of May 1, 2007, the Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors.  The Company, as approved by its Board of Directors, elected to state its June 30, 2007, balance sheet as a “quasi reorganization”, pursuant to ARB 43.  These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital.  From May 1, 2007 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

Item 2.                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Registration Statement on Form 10-SB for the period ended June 30, 2007 and June 30, 2006.

Overview

Organization

The Company was organized pursuant to the laws of the State of Florida on May 17, 2002, under the name “PokerBook Gaming Corporation” with an authorized capital of 100,000,000 shares of common stock of a par value of $0.001 per share.  The Company was formed for the primary purpose of engaging in the development and distribution of a portfolio of Internet gaming software.

On October 13, 2006, we abandoned our Internet software interests as part of a planned restructuring of the Company to enable us to re-commence business operations as may be determined by our Board of Directors, and to place us in a better position to raise funding for any such determined operations or to create a capital structure that would allow us to acquire an ongoing business that would be beneficial to our stockholders.

Effective March 9, 2007, we decreased our authorized capital from 100,000,000 to 50,000,000 shares of $0.001common stock; and we changed our corporate name to “Silver Star Capital Holdings, Inc.”

On May 2, 2007, we effected a reverse split of our 64,948,300 outstanding shares of common stock on a basis of one share for fifty shares, while retaining our authorized capital, common stock and par value, with appropriate adjustments in our capital accounts. All computations in this Memorandum take into account this reverse split.

General Business History

We were originally organized for the primary purpose of engaging in the development and distribution of a portfolio of Internet gaming software.

The Company’s common stock began trading on the National Quotation Bureau’s “Pink Sheets” in June 2004 under the symbol “POKG.”

During the period June 2005 to October 2006 the Company was inactive and carried on no material business operations.

On October 13, 2006, the Company abandoned its Internet software interests and reorganized itself into a hospitality company pursuant to plan of quasi-reorganization approved and authorized by the Board of Directors.

In May 2007, the Company’s trading symbol changed from “POKG” to “SSTA.”  In addition, we completed a quasi reorganization, pursuant to ARB 43, unanimously approved by our Board of Directors after reaching a settlement agreement with all of our significant creditors and by the revaluation of all of our assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital.  The effect of these procedures was to eliminate our additional paid in capital account and to restate our retained earnings (accumulated deficit) to ($1,109).   The effective completion date of our quasi reorganization was May 1, 2007.

Our Current Business

Our current business plan involves the acquisition of businesses that own, operate, develop and redevelop boutique hotel properties in select resort markets in Central America and the Caribbean. We seek to accumulate a portfolio of boutique hotels under our “Beach House” concept, offering luxurious accommodations with a broad range of amenities, tailored to the specific tastes, preferences and passions of specialized segments of the leisure travel market. Our “Beach House” concept of “Opulent Informality” is designed to create the perfect care-free playground for uninhibited spirits in search of the freedom to have world-class fun.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels will have a personality specifically tailored to reflect the local market environment and features modern, sophisticated design and highly personalized service.

Our objective is to develop the “Beach House” brand of all-inclusive, luxury boutique hotels. We believe this combination of lodging and social experiences, and association with our brand, will drive occupancy levels and pricing power in the markets in which we will operate. We expect, through wholly-owned subsidiaries, to own, acquire, redevelop and develop new hotel properties that are consistent with our “Beach House” concept in select resort markets in Central America, the Caribbean and elsewhere.

Our principal offices are located at 2731 Silver Star Road, Suite 200, Orlando, Florida 32808-3935, telephone: (407) 522-7201, facsimile: (407) 295-0421.

Plan of Operation

The Company is a hospitality company which seeks to acquire subsidiary businesses which own, operate, develop, and redevelop boutique hotels in select resort markets in Central America and the Caribbean. The Company plans to acquire operating subsidiaries which own and operate all-inclusive boutique hotels that cater to the adventure and lifestyle traveler.

Revenues

The Company anticipates that its revenues will be derived from the operating results of subsidiary companies. Subsidiary revenues are most easily explained by the three primary performance indicators that are commonly used in the hospitality industry:

·	occupancy,

·	average daily rate, or ADR, and

·
revenues per available room, or RevPAR, which is the product of ADR and average daily occupancy; but, however, does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

It is anticipated that substantially all of our revenue will be derived from the operation of boutique hotels owned and operated by subsidiary companies.  Specifically, these revenues will consist of:

·	Rooms Revenue. Occupancy and ADR will be the major drivers of rooms revenue.

·
Food and Beverage Revenue. Due to the all-inclusive nature of our service offering, food and beverage revenue is anticipated to be less than hotels and resorts which are not all-inclusive and which offer bars and restaurants to guests and local customers.

·	Other Hotel Revenue. Ancillary revenue such as telephone, internet access, entertainment and other guest services that are principally driven by occupancy.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of leisure travel.

The seasonal nature of the hospitality business can also impact revenues. We expect to experience some seasonality in our business.

In addition to economic conditions, supply is another important factor that may affect future revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. A recent trend among hotel owners is the conversion of hotel rooms to condominium apartments which may reduce the available supply of hotel rooms in our target locations resulting in increased demand for the remaining hotels.

Finally, competition within the hospitality industry can affect revenues. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing, and range and quality of food services and amenities offered. In addition, our hotel properties will be located in areas where there are numerous competitors, many of whom have substantially greater resources than us. New or existing competitors could offer significantly lower rates or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels compete, thereby posing a greater competitive threat than at present. If we are unable to compete effectively, we may not be able to capture market share, which could adversely affect our future revenues.

Operating Costs and Expenses

The Company’s operating costs and expenses will be limited to senior management compensation, legal and professional fees, office rent, income taxes and other administrative expenses.  It is anticipated that operating income derived from subsidiary businesses will be sufficient to meet such operating cost and expenses.  Operating costs and expenses of subsidiary companies will consist of the costs to provide hotel services, including:

·	Rooms Expense. Rooms expense includes the payroll and benefits for the front office, housekeeping,

concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agents commission and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

.
Food and Beverage Expense. Contrary to food and beverage revenue, due to the all-inclusive nature of our hotels, food and beverage revenue is anticipated to be greater than hotels and resorts which are not all-inclusive and directly correlated to occupancy.

·	Other Departmental Expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

·
Hotel Selling, General and Administrative Expense. Consisting of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses comprising the ongoing costs to repair and maintain our hotel properties.

·	Taxes and Insurance. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

·
Depreciation and Amortization Expense.   Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and three to seven years for furniture, fixtures and equipment.

Most categories of variable operating expenses, such as operating supplies and certain labor such as housekeeping, are expected to fluctuate with changes in occupancy. Increases in RevPAR attributable to increases in occupancy may be accompanied by increases in most categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR will typically only result in increases in limited categories of operating costs and expenses, primarily credit card and travel agent commissions. Thus, improvements in ADR will have a more significant impact on improving our operating margins than occupancy.

Notwithstanding any efforts to reduce variable costs, there are limits to how much we may be able to accomplish because we will have significant fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues.

Competition

Competition in the hospitality industry reflects a highly fragmented group of owners and operators offering a wide range of quality and service levels. Our hotels will compete with other hotels in the segments of the hospitality market in their respective locations. These segments of the market consist of traditional hotels in the luxury sector and boutique hotels in the same local area.

We will compete by providing a differentiated combination of location, design, amenities and service. We will constantly striving to enhance the experience and service we are providing for our guests and have a continuing focus on improving our customer experience.

Competitive Advantages

We believe that the Company’s business strategy will produce significant competitive advantages relative to other industry participants.

·
Segment Creation. The pioneer of the all-inclusive concept, John Issa of SuperClubs, recognized that during the oil embargo-caused recession in the early 1970s, only two areas of the tourism industry were unaffected, Club Med and cruise ships. While different in image, they shared one thing in common – they were both all-inclusive. Later, the concept was elevated to new heights with Hedonism, a super-inclusive resort for pleasure seekers. Our Beach House model will take this all-inclusive concept further offering luxurious accommodations and specialized services to uninhibited spirits in search of the freedom to have world-class fun.

·
Distinctive Lodging Experience. The customer experience in our hotels will be unlike that in most branded hotel and resort chains.  While a typical hotel chain offers a standard “box”, our hotels will be characterized by all inclusive, luxury accommodations, a wide range of amenities and activities, and unparalleled personalized service.

·
Brand Awareness. We seek to promote the Beach House concept worldwide, an umbrella brand under which all of its properties will operate.  It is anticipated that our resorts will generate significant brand awareness through our distinctive nature and atmosphere.

·
Exotic Locations. The Company seeks to develop or acquire businesses involved in hotel ownership, management and operations in select exotic locations throughout Central America and the Caribbean. These markets generally offer multiple demand drivers, such as diving, sport fishing, casinos, eco-tourism and other points of interest.

·
Experienced Management. Our management team consists of a group of professionals with extensive experience in the disciplines necessary to operate and grow our business. As our business and asset base expands, we will create processes and systems supported by technology that we believe will result in a state-of-the-art operating infrastructure. We believe the experience of our management team and key employees and the quality of our systems will provide us with a platform to grow while maintaining quality.

Our Growth Strategy

We intend to grow through the replication of our model on an individualized but consistent basis across a growing boutique hotel portfolio and by leveraging our brand for expansion in planned and new markets.

We have recently enhanced our management team through new hires with a focus towards growth and acquisitions. We believe that our current management team and operating infrastructure will provide us with the ability to successfully integrate assets into a portfolio as we grow and expand.

We believe that the proceeds from our planned equity offering, and the development of a robust public market for our common stock, will provide us with the financial flexibility to capitalize on our growth opportunities.

·
Target Markets. We intend to base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers over the age of 21, who value a distinctive and sophisticated atmosphere and outstanding service. We will seek to grow in markets with multiple demand drivers.

·	Brand. We believe that our “Beach House” concept has considerable development potential.

·
Flexible Business Model. We intend to be flexible with respect to transaction structures and real estate requirements as we pursue development, acquisition, joint venture and other opportunities. As we pursue these opportunities, we will focus on our critical objectives of providing us with a meaningful percentage of any equity growth or a significant total dollar return on investment.

Employees

As at the date of this report, the Company had 5 employees of which 4 are considered full time.

Intellectual Property

The Company does not currently hold any Patents, trademarks, licenses, franchises or concessions. The Company is not currently party to any royalty agreements or labor contracts. The Company plans to register “Beach House Resorts” and “Opulent Informality” as its trademarks.

Government Regulation

Our hotels will be subject to numerous laws, including those relating to the preparation and sale of food and beverages, such as health and liquor license laws. Our hotels may also be subject to laws governing employees in our hotels in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to expand may be dependent upon our obtaining necessary building permits or zoning variances from local authorities.

Results of Operations

The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

For the three months ended September 30, 2007 and September 30, 2006.

Revenues– We have not had any revenues since inception.

Expenses–For the three months ended September 30, 2007, total expenses were $18,230. Expenses in the period consisted of professional fees in the amount of $14,405 and computer supplies in the amount of $3,825.  Of the $14,405 in professional fees $10,000 was paid with the issuance of 10,000,000 common shares of the Company’s stock.  For the three months ended September 30, 2006, the Company had no operations.

Net loss– Net loss for the three months ended September 30, 2007 was $18,230.  During the three month period ended September 30, 2006 the Company had no operations.  We have not recorded any income tax benefits related to the operating loss generated during the three month period ended September 30, 2007.

Net loss per share– For the three months ended September 30, 2007, net loss per share was $0.0019.  For the period, per share loss was computed based on 9,559,852 weighted average common shares outstanding.  The Company’s had no operations during the three month period ended September 30, 2006 and therefore, did not have net operating results to calculate earnings or loss per common shares.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $665 and no other assets.

Our current liabilities were $8,705 as of September 30, 2007, which was represented solely by accounts payable for professional fees and computer supplies. We had no other liabilities including long term commitments or contingencies as of September 30, 2007.

The Company is a holding company with limited ongoing expenses.  There is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company plans a public offering, by means of registration statement on Form SB-2, of up to 4,000,000 shares of its common stock at an offering price of $1.50 per share. The Company believes that the financing proceeds would be sufficient to fund operations for the next 12 months. However, there can be no assurance we will successfully conclude the expected offering with maximum proceeds or that changing circumstances and unforeseen events will not cause us to miss our projected sales or increase our anticipated spending.  To the extent that funds from our anticipated equity financing are insufficient to fund our future operating requirements, we may be unable to execute our current business plans. Any equity or debt financings, if available at all, may be on terms that are not favorable to us.  If adequate capital is not available on acceptable terms or at all, we may be unable to fully execute our business plan and we could be forced to delay, scale back or eliminate certain business development activities.  In addition, any inability to obtain financing on reasonable terms or at all could have a material negative effect on our business, operating results or financial condition to such an extent that we would be forced to restructure, reorganize, seek bankruptcy court protection, sell assets or cease operations, any of which would put the funds of equity investors at risk.  We do not have any present commitments or arrangements for additional financing, and except as described above, we are not in negotiations to obtain additional financing.

Our Plan for the Next 12 Months. During the next twelve months, we plan on concentrating our efforts in the following four areas:

1.        Financing. The Company plans to offer 4,000,000 shares of its common stock at an offering price of $1.50 per share. The Company plans to complete the offering, with maximum proceeds of $6,000,000 million, on or before October 31, 2008.

2. Hotel Development. The Company plans to develop, redevelop or acquire an all-inclusive, boutique hotel in Central America within the next 12 months.

3.      Marketing. The Company plans to establish a dedicated sales force trained to sell the experience associated with its brand of boutique hotels. Marketing initiatives will be customized in order to account for market segment and preferences and market conditions. Consistent major campaign and branding concepts will be utilized throughout all our marketing activities.

4. Acquisitions. The Company will continually seek opportunities within the hospitality industry for the acquisition, development or redevelopment of hotel properties within its target markets.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements

Item 3.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to them. As of September 30, 2007, and the date of this Report, Cliffe R. Bodden served as our Chief Executive Officer and Jack E. Owens served as our Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest in the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Registration Statement on Form 10-SB for the fiscal years ended June 30, 2007 and June 30, 2006. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, common stock, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Registration Statement on Form 10-SB for the fiscal years ended June 30, 2007 and June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.1350, as created by Section 302 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.1350, as created by Section 302 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SILVER STAR CAPITAL HOLDINGS, INC.

October 19, 2007 /s/ CLIFFE R. BODDEN Cliffe R. Bodden
President and Chief Executive Officer

October 19, 2007 /s/ JACK E. OWENS
Chief Financial Officer