Form 10QSB
period 2008-02-12
Silver Star Capital Holdings, Inc.
filed 2008-02-15
CIK 1412339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of December 31, 2007, there were 11,298,982 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: [   ] Yes  [X] No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements
Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Plan of Operation
Competition
Competitive Advantages
Employees
Intellectual Property
Government Regulation
Results of Operations
Liquidity and Capital Resources
Plan of Operation
Off-Balance Sheet Arrangements
Item 3.              Controls and Procedures

PART II - OTHER INFORMATION
Item 1.                Legal Proceedings.
Item 1A.            Risk Factors
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.               Defaults Upon Senior Securities.
Item 4.               Submission of Matters to a Vote of Security Holders.
Item 5.              Other Information.
Item 6.              Exhibits.
Signatures

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

BALANCE SHEET
	December 31	June 30,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$665	$665
Total current assets	665	665

Property and Equipment	------	------

Total Assets	$665	$665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$9,115	$475

Total current liabilities	9,115	475

Stockholders' Equity (Deficit)

Common Stock, $.001 per share
par value, 50,000,000 shares authorized,
11,298,982 shares issued and outstanding at
December 31, 2007 and 1,298,982 issued and
outstanding at June 30, 2007	11,299	1,299

Additional Paid in Capital	------	------

Accumulated Deficit
(Since quasi reorganization May 1, 2007)	(19,749)	(1,109)

Total Stockholders' Equity (Deficit)	(8,450)	190

Total Liabilities and Stockholders' Equity (Deficit)	$665	$665

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

STATEMENT OF OPERATIONS

		Six Months Ended
		December 31,
		(Unaudited)	(Unaudited)
		2007	2006

Operating Expenses
General and Administrative		$3,825	$-
Interest Expense		185	-
Advertising and Promotion		-	-
Research and Development		-	-
Professional Fees		14,630	-

Total Expenses		18,640	-

Net Income/(Loss)		$(18,640)	$-

Basic and Diluted
(Loss) per Share	a	$(0.00)	$-

Weighted Average
Number of Shares		10,429,417	1,298,966

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From July 1, 2007 To December 31, 2007
(Unaudited)

						Accumulated
						Deficit
		Price				(Since quasi	Total
	Issue	Per	Common Stock		Paid in	reorganization	Equity
	Date	Share	Shares	Amount	Capital	May 1, 2007)	(Deficit)
Balance at July 1, 2007			1,298,982	$1,299	$-	$(1,109)	$190

Common shares
issued for services	27-Jul-07	$0.001	12,000,000	12,000	-	-	12,000

Common shares
issued above for
services cancelled
by Company	20-Sep-07	0.001	(2,000,000)	(2,000)	-	-	(2,000)

Net (Loss)						(18,640)	(18,640)

Balance, December 31, 2007			11,298,982	$11,299	$-	$(19,749)	$(8,450)

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

STATEMENT OF CASH FLOWS
	Six Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Operating Activities

Net Profit / (Loss)	$(18,640)	$-

Significant Non-Cash Transactions
Fair value of stock issued for
professional services	10,000	-
Changes in Assets and Liabilities
Increase/(Decrease) in accounts payable	8,640	-

Net Cash provided (used)
by opeating activities	-	-

Net increase in cash	-	-

Cash, Beginning of Period	665	434

Cash, End of Period	$665	$434

Significant Non-Cash Transactions
1. During the period the Company issued 10,000,000 common shares at $.001 for professional services

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006, included in this registration statement. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to instructions to Form 10-QSB of regulation S-B as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the financial statements of the Company as of June 30, 2007 and 2006.  In the opinion of management, these unaudited interim financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position, results of operations, and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the six months ended September 30, 2007, should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.

2.	Business and Organization

Silver Star Capital Holdings, Inc. f/k/a/ PokerBook Gaming Corporation (Silver Star or the Company), was incorporated on May 17, 2002, and formerly was organized to develop and distribute a portfolio of internet gaming software. On October 13, 2006, the Company abandoned its internet software interests and reorganized itself into a hospitality company whose business plan includes the development and acquisition of businesses that own, operate, and develop unique concept hotels in exotic locations.

Operations of the Company through the date of these financial statements have been devoted primarily to marketing, raising capital, and administrative activities.

3	Property and Equipment

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

Deferred income taxes are recorded in accordance with SFAS NO. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carryforwards. Management has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially the Company’s entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If Management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which we make the determination. The Company’s tax rate may also vary based on its results and the mix of income or loss in domestic and foreign tax jurisdictions in which it operates.

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

7.	Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of market/credit risk consist principally of cash and cash equivalents and trade account receivables. The Company places cash and cash equivalents with high credit quality financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not have financial instruments with off-balance sheet risk.

8.	Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement; and
•
Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and
•	Contracts that give the counter-party a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

The impact of other related, recently issued, pronouncements are summarized as follows:

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement does not currently have an effect on the Company’s financial statements because the inclusion of common stock equivalents in earnings per share is anti-dilutive.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated as recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholders’ equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” We currently carry an allowance for all deferred taxes and, therefore we do not believe the adoption of this pronouncement will have any impact on our financial statements.

9.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

10.	Cash Flows

For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

11.	Earnings Per Common Share

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

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statements misstatements based on the effect of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending June 30, 2007. The adoption of this statement did not have an impact on our financial position or results of operations.

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

NOTE B - PROPERTY AND EQUIPMENT

At December 31, 2007, the Company had no property and equipment.

NOTE C - STOCKHOLDERS EQUITY

Common Stock

The Company’s single class common stock had authorized shares of 50,000,000 at December 31, 2007,  with a par value of $.001.

On July 27, 2007, the Company issued 12,000,000 shares of common stock at $.001 (par value and estimated fair value) in exchange for services performed relative to our quasi reorganization.

On September 20, 2007, the Company cancelled 2,000,000 of the shares issued on July 27, 2007, to an individual, following his departure from the Company. These shares were cancelled at $.001 (the issuance price which approximated estimated fair value).

At December 31, 2007, the Company had 11,298,982 shares of its common stock issued and outstanding.

NOTE D – QUASI REORGANIZATION

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

Overview

Organization

Silver Star Capital Holdings, Inc. was organized pursuant to the laws of the State of Florida on May 17, 2002, under the name “PokerBook Gaming Corporation” with an authorized capital of 100,000,000 shares of common stock of a par value of $0.001 per share.  The Company was formed for the primary purpose of engaging in the development and distribution of a portfolio of Internet gaming software.

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

Effective March 9, 2007, we decreased our authorized capital from 100,000,000 to 50,000,000 shares of $0.001 common stock; and we changed our corporate name to “Silver Star Capital Holdings, Inc.”

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

Our Current Business

Our current business plan involves the acquisition, development and redevelopment boutique hotels, luxury resort condominiums and other unique hospitality concepts in select travel markets throughout Central America and the Caribbean. Our core business is real estate development and we are actively seeking opportunities within the hospitality sector in an effort to assemble a portfolio of world-class properties which offer the potential for exceptional returns for our stakeholders.

Our current strategy calls for aggressive expansion within our target markets. In general, we seek property acquisition, development and re-development opportunities which offer luxurious accommodations with a broad range of amenities, tailored to the specific tastes, preferences and passions of specialized segments of the adventure and leisure travel markets.

Our principal offices are located at 2731 Silver Star Road, Suite 200, Orlando, Florida 32808-3935, telephone: (407) 522-7201, facsimile: (407) 295-0421.

Plan of Operation

The Company’s core business is real estate development and we intend to grow our asset base through the replication of our business model on an individualized but consistent basis across a growing boutique hotel and resort condominium portfolio and by leveraging our Beach House brand for expansion in planned and new markets. We believe that our current management team and operating infrastructure will provide us with the ability to successfully integrate assets into our portfolio as we grow and expand.

•
Unique Real Estate Opportunities. We seek hospitality related real estate acquisition, development and re-development opportunities that are unique in concept, viable and feasible with significant potential.

•
Target Markets. We base our decisions to enter new markets on a number of criteria and focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. We will seek to grow in markets with multiple demand drivers.

•
Flexible Business Model. We intend to be flexible with respect to all transaction structures and real estate requirements as we pursue development, acquisition, joint venture and other opportunities. As we pursue these opportunities, we will focus on our critical objectives of providing us with a meaningful percentage of any equity growth or a significant total dollar return on investment.

Revenues

The Company anticipates that its revenues will be derived primarily from the operating results of its hotels. Hotel revenues are most easily explained by the three primary performance indicators that are commonly used in the hospitality industry:

•	occupancy,

•	average daily rate, or ADR, and

•
revenues per available room, or RevPAR, which is the product of ADR and average daily occupancy; but, however, does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

It is anticipated that substantially all of our revenue will be derived from the operation of boutique hotels and resorts owned by the Company. Specifically, these revenues will consist of:

•	Rooms Revenue. Occupancy and ADR will be the major drivers of rooms revenue.

•
Food and Beverage Revenue. Due to the all-inclusive nature of our service offering, food and beverage revenue is anticipated to be less than hotels and resorts which are not all-inclusive and which offer bars and restaurants to guests and local customers.

•	Other Hotel Revenue. Ancillary revenue such as telephone, internet access, entertainment and other guest services that are principally driven by occupancy.

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

In addition to economic conditions, supply is another important factor that may affect future revenues. Room rates and occupancy tend to fall when supply increases unless the supply increases unless the supply growth is offset by an equal or greater increase in demand. A recent trend among hotel owners is the conversion of hotel rooms to condominium apartments which may reduce the available supply of hotel rooms in our target locations resulting in increased demand for the remaining hotels.

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

•
Rooms Expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agents commission and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•
Food and Beverage Expense. Contrary to food and beverage revenue, due to the all-inclusive nature of our hotels, food and beverage revenue is anticipated to be greater than hotels and resorts which are not all-inclusive and directly correlated to occupancy.

•	Other Departmental Expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•
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

•	Taxes and Insurance. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•
Depreciation and Amortization Expense.   Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and three years for furniture, fixtures and equipment.

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

•
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

•
Distinctive Lodging Experience. The customer experience in our hotels will be unlike that in most branded hotel and resort chains.  While a typical hotel chain offers a standard “box”, our hotels will be characterized by all inclusive, luxury accommodations, a wide range of amenities and activities, and unparalleled personalized service.

•
Brand Awareness. We seek to promote the Beach House concept worldwide, an umbrella brand under which all of its properties will operate.  It is anticipated that our resorts will generate significant brand awareness through our distinctive nature and atmosphere.

•
Exotic Locations. The Company seeks to develop or acquire businesses involved in hotel ownership, management and operations in select exotic locations throughout Central America and the Caribbean. These markets generally offer multiple demand drivers, such as diving, sport fishing, casinos, eco-tourism and other points of interest.

•
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

Employees

The Company has 5 employees of which 3 are considered full time.

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

For the six months ended December 31, 2007 and December 31, 2006.

Revenue – We are still in our organizational stage and have generated no revenue to date.

Expenses – We incurred operating expenses of $18,640 for the six month period ended December 31, 2007. These expenses consisted of professional fees and general and administrative expenses.  For the six month period ended December 31, 2006, the Company's operations consisted of marketing, raising capital and administrative activities.

Net loss – Net loss for the six month period ended December 31, 2007 was $18,640. During the six month period ended December 31, 2006, the Company had no operations. We have not recorded any income tax benefits related to the operating loss generated during the six month period ended December 31, 2007.

Net loss per share – For the six month period ended December 31, 2007, net loss per share was less than $.01.  For the period, per share loss was computed based on 10,429,417 weighted average common shares outstanding.  The Company had no operations during the six month period ended December 31, 2006 and therefore, did not have net operating results to calculate earnings or loss per common shares.

In order to achieve our business plan goals, we need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146949 which became effective on November 21, 2007. As of December 31, 2007 we had sold no shares.

Liquidity and Capital Resources

As of December 31, 2007 we had cash of $665 and no other assets.

Our current liabilities were $9,115 as of December 31, 2007, which was represented solely by accounts payable for professional fees and computer supplies. We had no other liabilities including long term commitments or contingencies as of December 31, 2007.

The Company is a holding company with limited ongoing expenses.  There is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. It is anticipated that full implementation of our business plan will require the completion of our offering pursuant to our SB-2 registration statement. The Company believes that the financing proceeds will be sufficient to fund operations for the next 12 months. However, there can be no assurance we will successfully conclude the offering with maximum proceeds or that changing circumstances and unforeseen events will not cause us to miss our projected sales or increase our anticipated spending.  To the extent that funds from our anticipated equity financing are insufficient to fund our future operating requirements, we may be unable to execute our current business plans. Any equity or debt financings, if available at all, may be on terms that are not favorable to us.  If adequate capital is not available on acceptable terms or at all, we may be unable to fully execute our business plan and we could be forced to delay, scale back or eliminate certain business development activities.  In addition, any inability to obtain financing on reasonable terms or at all could have a material negative effect on our business, operating results or financial condition to such an extent that we would be forced to restructure, reorganize, seek bankruptcy court protection, sell assets or cease operations, any of which would put the funds of equity investors at risk.  We do not have any present commitments or arrangements for additional financing, and except as described above, we are not in negotiations to obtain additional financing.

Plan of Operation

During the next twelve months, we plan on concentrating our efforts in the following areas:

1.
Financing. The Company is currently offering registered shares pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146949 which became effective on November 21, 2007. The Company plans to complete the offering, with maximum proceeds of $6 million, on our before November 21, 2008.

2.
Real Estate Acquisitions and Development. Our current strategy calls for aggressive expansion throughout Central America and the Caribbean. We are currently pursuing hotel acquisition and resort condominium development opportunities within these target markets.

3.
Marketing. The Company plans to engage a leading hospitality management company to promote the experience associated with its Beach House brand of boutique hotels. Marketing initiatives will be customized in order to account for market segment and preferences and market conditions. Consistent major campaign and branding concepts will be utilized throughout all our marketing activities.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.                      Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to them. As of December 31, 2007, and the date of this Report, Cliffe R. Bodden served as our Chief Executive Officer and Jack E. Owens served as our Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SILVER STAR CAPITAL HOLDINGS, INC.

February 11, 2008	/s/ CLIFFE R. BODDEN
Cliffe R. Bodden
President and Chief Executive Officer

February 11, 2008	/s/ JACK E. OWENS
Chief Financial Officer