Form 10-Q
period 2008-05-13
Silver Star Capital Holdings, Inc.
filed 2008-05-13
CIK 1412339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from            to
Commission file number: 000-52853

SILVER STAR CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Florida	04-3690402
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2731 Silver Star Road, Suite 200 Orlando, Florida	32808-3935
(Address of Principal Executive Offices)	(Zip Code)

(407) 522-7201
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2007, there were 11,298,982 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: [  ] Yes  [X] No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.
Financial Statements
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Plan of Operation
Competition
Competitive Advantages
Employees
Intellectual Property
Government Regulation
Results of Operations
Liquidity and Capital Resources
Plan of Operation
Off-Balance Sheet Arrangements
Item 3. Controls and Procedures
PART II - OTHER INFORMATION
Item 1.
Legal Proceedings.
Signatures

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

BALANCE SHEETS
	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$631	$665
Total current assets	631	665

Property and Equipment	------	------

Total Assets	$631	$665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$9,534	$475

Total current liabilities	9,534	475

Stockholders' Equity (Deficit)

Common Stock, $.001 per share
par value, 50,000,000 shares authorized,
11,298,982 shares issued and outstanding at
March 31, 2008 and 1,298,982 issued and
outstanding at June 30, 2007	11,299	1,299

Additional Paid in Capital	------	------

Accumulated Deficit
(Since quasi reorganization May 1, 2007)	(20,202)	(1,109)

Total Stockholders' Equity (Deficit)	(8,903)	190

Total Liabilities and Stockholders' Equity (Deficit)	$631	$665

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

STATEMENT OF OPERATIONS

		Nine Months Ended
		March 31,
		(Unaudited)	(Unaudited)
		2008	2007

Operating Expenses
General and Administrative		$3,859	$-
Interest Expense		379	-
Advertising and Promotion		-	-
Research and Development		-	-
Professional Fees		14,855	-

Total Expenses		19,093	-

Net Income/(Loss)		$(19,093)	$-

Basic and Diluted
(Loss) per Share	a	$(0.00)	$-

Weighted Average
Number of Shares		10,717,194	1,298,966

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From July 1, 2007 To March 31, 2008
(Unaudited)

						Accumulated
						Deficit
		Price				(Since quasi	Total
	Issue	Per	Common Stock		Paid in	reorganization	Equity
	Date	Share	Shares	Amount	Capital	May 1, 2007)	(Deficit)
Balance at July 1, 2007			1,298,982	$1,299	$-	$(1,109)	$190

Common shares
issued for services	27-Jul-07	$0.001	12,000,000	12,000	-	-	12,000

Common shares
issued above for
services cancelled by
Company	20-Sep-07	0.001	(2,000,000)	(2,000)	-	-	(2,000)

Net (Loss)						(19,093)	(19,093)

Balance, March 31, 2008			11,298,982	$11,299	$-	$(20,202)	$(8,903)

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

STATEMENT OF CASH FLOWS
	Nine Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating Activities

Net Profit / (Loss)	$(19,093)	$-

Significant Non-Cash Transactions
Fair value of stock issued for
professional services	10,000	-
Changes in Assets and Liabilities
Increase/(Decrease) in accounts payable	9,059	-

Net Cash provided (used)
by operating activities	(34)	-

Net increase in cash	(34)	-

Cash, Beginning of Period	665	434

Cash, End of Period	$631	$434

Significant Non-Cash Transactions
1. During the period the Company issued 10,000,000 common shares at $.001 for professional services

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006, contained in the Company’s registrations statement on Form 10-SB/A dated October 19, 2007. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to instructions to Form 10-QSB of regulation S-B as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the financial statements of the Company as of June 30, 2007 and 2006.  In the opinion of management, these unaudited interim financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position, results of operations, and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the nine months ended March 31, 2008, should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.

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

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

·	Contracts that require physical settlement or net-share settlement; and
·
Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

·	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and
·	Contracts that give the counter-party a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

NOTE B - PROPERTY AND EQUIPMENT

At March 31, 2008, the Company had no property and equipment.

NOTE C - STOCKHOLDERS EQUITY

Common Stock

The Company’s single class common stock had authorized shares of 50,000,000 at March 31, 2008, with a par value of $.001.

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

At March 31, 2008, the Company had 11,298,982 shares of its common stock issued and outstanding.

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

·
Unique Real Estate Opportunities. We seek hospitality related real estate acquisition, development and re-development opportunities that are unique in concept, viable and feasible with significant potential.

·
Target Markets. We base our decisions to enter new markets on a number of criteria and focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. We will seek to grow in markets with multiple demand drivers.

·
Flexible Business Model . We intend to be flexible with respect to all transaction structures and real estate requirements as we pursue development, acquisition, joint venture and other opportunities. As we pursue these opportunities, we will focus on our critical objectives of providing us with a meaningful percentage of any equity growth or a significant total dollar return on investment.

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

·
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

Employees

The Company has 5 employees of which 2 are considered full time.

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

For the nine months ended March 31, 2008 and March 31, 2007.

Revenue – We are still in our organizational stage and have generated no revenue to date.

Expenses – We incurred operating expenses of $19,093 for the nine month period ended March 31, 2008. These expenses consisted of professional fees and general and administrative expenses.  For the nine month period ended March 31, 2007, the Company's operations consisted of marketing, raising capital and administrative activities.

Net loss – Net loss for the nine month period ended March 31, 2008 was $19,093. During the nine month period ended March 31, 2007, the Company had no operations. We have not recorded any income tax benefits related to the operating loss generated during the nine month period ended March 31, 2008.

Net loss per share – For the nine month period ended March 31, 2008, net loss per share was less than $.01.  For the period, per share loss was computed based on 10,717,164 weighted average common shares outstanding.  The Company had no operations during the nine month period ended March 31, 2007 and therefore, did not have net operating results to calculate earnings or loss per common shares.

In order to achieve our business plan goals, we need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146949 which became effective on November 21, 2007. As of March 31, 2008 we had sold no shares.

Liquidity and Capital Resources

As of March 31, 2008 we had cash of $631 and no other assets.

Our current liabilities were $9,534 as of March 31, 2008, which was represented solely by accounts payable for professional fees and computer supplies. We had no other liabilities including long term commitments or contingencies as of March 31, 2008.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to them. As of March 31, 2008, and the date of this Report, Cliffe R. Bodden served as our Chief Executive Officer and Jack E. Owens served as our Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SILVER STAR CAPITAL HOLDINGS, INC.

May 12, 2008	/s/ CLIFFE R. BODDEN
Cliffe R. Bodden
President and Chief Executive Officer

May 12, 2008	/s/ JACK E. OWENS
Chief Financial Officer