Form 10-K
Silver Star Capital Holdings, Inc.
filed 2008-08-13
CIK 1412339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(Check one): [ X ]  Form 10-K [    ] Form 20-F [    ] Form 11-K [    ] Form 10-Q [    ] Form 10-D [    ] Form N-SAR
                      [ X ] Form N-CSR
For Period Ended: June 30, 2008
[    ] Transition Report on Form 10-K
[    ] Transition Report on Form 20-F
[    ] Transition Report on Form 11-K
[    ] Transition Report on Form 10-Q
[    ] Transition Report on Form N-SAR
For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

Silver Star Capital Holdings, Inc.
Full Name of Registrant

PokerBook Gaming Corporation
Former Name if Applicable

2731 Silver Star Road, Suite 200
Address of Principal Executive Office (Street and Number)

Orlando, Florida 32808-3935
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[ X ]
(a)    The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
(b)    The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution reporton Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and
(c)    The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q,10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The completion of the audited financial statements for Silver Star Capital Holdings, Inc. (the “Company”) has been delayed due to a major illness suffered by Jack E. Owens, the Company’s Chief Financial Officer.  This delay has will prevent the Company from completing financial and other disclosures necessary to enable the Company to file its Annual Report on Form 10-KSB for the year ended June 30, 2008 (the “Form 10-KSB”) by the August 15, 2008 due date. The Company intends to file its Form 10-KSB within the extension period.

SEC 1344 (05-06)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 (Attach extra Sheets if Needed)

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Cliffe R. Bodden	(407)	522-7201
(Name)                           (Area Code) (                                Telephone Number)

(2)
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed ? If answer is no, identify report(s). [X]Yes

[   ] No

__________________________________________________________________________________________

(3)
Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof ?

[  ]Yes [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Silver Star Capital Holdings, Inc.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date August 13, 2008                                                                           By /s/ Cliffe R. Bodden
President