Form 10-K
period 2008-11-04
Silver Star Capital Holdings, Inc.
filed 2008-11-20
CIK 1412339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 000-52853

SILVER STAR CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	04-3690402
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2731 Silver Star Road Suite 200 Orlando, Florida	32808-3935
(Address of principal executive offices)	(Zip Code)

(407) 522-7201
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [  ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [  ] Accelerated filed [  ] Non-accelerated filer [  ] Smaller reporting company [X]

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2008 was $3,845,982 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of registrant’s common stock, $0.001 par value, outstanding as of June 30, 2008 was 13,798.982.

TABLE OF CONTENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language.  These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1 “Description of Business,” and Item 6 "Management's Discussion and Analysis", including under the heading " Risk Factors" under Item 6.  Our actual results may differ materially from results anticipated in these forward-looking statements.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of expected future results and such comparisons cannot be relied upon as indicators of future performance.

PART I

ITEM 1. BUSINESS

SUMMARY

Silver Star Capital Holdings, Inc., (referred to hereinafter as "we", "our", “or "us") is an acquisition, holding and management services company, which seeks to consolidate a diversified portfolio of companies engaged in eco-friendly and environmentally responsible technologies and/or services.  Our strategy is to assemble a synergistic collection of valuable intellectual properties, patents, copyrights and exclusive rights that have the opportunity for sustainable growth.

HISTORY AND RECENT DEVELOPMENTS

We were incorporated in Florida on May 22, 2002 under the name, PokerBook Gaming Corporation to engage in the business of gaming software distribution. On March 2007 we changed our name to Silver Star Capital Holdings, Inc. We were inactive from June 2005 to October 2006.  In March 2007, we decreased our authorized shares from 100 million shares of common stock to 50 million; then in May 2007, we affected a 50 to 1 reverse stock split.

On May 1, 2007, after reaching a settlement agreement with our significant creditors, we revaluated our assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid in capital, all of which resulted in the elimination of our additional paid in capital account restatement of our retained earnings (accumulated deficit).

On May 1, 2007, the Company completed its quasi-reorganization, pursuant to ARB 43, unanimously approved by our Board of Directors In June 2007, we readopted our original business plan, which we continued until May 2008 and until in June 2008, we adopted our current business plan.  Our current focus is to seek out and evaluate environmental services, oil reclamation and clean-up and alternative energy business opportunities.

BUSINESS OVERVIEW

We seek to assemble a portfolio of green companies.

PUBLIC ANNOUNCEMENT OF NEW PRODUCTS/SERVICES

We have not announced any new products or services.

INTELLECTUAL PROPERTY

We do not own or have the rights to any patents, trademarks, licenses, franchises or concessions.  We are not a party any royalty agreements or labor contracts.

RESEARCH AND DEVELOPMENT

For the past 3 years, we have no research and development expenses.

PRINCIPAL OFFICE

Our headquarter offices are located at 2731 Silver Star Road, Suite 200, Orlando, Florida 32808-3935.

EMPLOYEES AND ORGANIZATION

We have 4 employees: (a) Cliffe R. Bodden, Chief Executive Officer; (b) Jack E. Owens, Chief Financial Officer, (c) Howard A. Speigel, Secretary; and (d) Frederick B. Nelsen, Marketing Manager.

AVAILABLE INFORMATION

Our Internet address is www.ssta1.com where we will make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our reports can also be accessed through the SEC website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

WE HAVE NO OPERATING HISTORY AS A HOLDING COMPANY

We reorganized as a holding company and currently have no operating subsidiaries. Accordingly, we have no operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by similar companies in their early stage of development.  Should we fail to successfully address the risks we may encounter, our business, prospects, financial condition and results of operation will be adversely affected.

WE MAY BE UNABLE TO OBTAIN FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS

We currently have no source of operating cash flow to fund future projects or corporate overhead.  We have limited financial resources, and there is no assurance that additional funding will be available.  Additionally, our ability to raise sufficient funds for our future development may be adversely affected by volatility in our stock price.  Our ability to continue to operate will be dependent upon our ability to raise significant funds in the future.

IF WE FAIL TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY, OUR OPERATION AND FINANICAL CONDITION WILL BE NEGATIVELY AFFECTED

If we fail to successfully implement our acquisition of eco-friendly companies and business strategies with operational efficiency, our financial condition and results of operations will be negatively affected.

WE ARE SUBJECT TO SIGNIFICANT SEC COMPLIANCE, CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENT COSTS

We are subject to significant legal and compliance costs associated with our public company reporting requirements.  We may encounter difficulties in attracting and retaining qualified individuals to serve on our board of directors or as executive officers due to the difficulties and expense involves in obtaining officer and director liability insurance.

MAY BE REQUIRED TO RAISE ADDITIONAL FINANCING BY ISSUING NEW SECURITIES WITH TERMS OR RIGHTS SUPERIOR TO THOSE OF OUR SHARES OF COMMON STOCK, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES OF COMMON STOCK

We may require additional financing to fund future operations, including acquisitions. Because of the early stage of development of our operations and exposure to market risks associated with economies in emerging markets, we may not be able to obtain financing on favorable terms or at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

WE MAY BE SUBJECT TO INCREASING REGULATORY COSTS

We may be subject to increasing regulatory costs associated with an acquired company that is subject to regulation or licensing by federal, state, or local authorities or foreign regulations. We intend to pursue potential business opportunities in foreign countries, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

DIVIDEND POLICY

The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings are expected to be retained for use in developing and expanding its business.

RISKS ASSOCIATED WITH PENNY STOCK CLASSIFICATION

The Company’s stock is subject to "penny stock” rules as defined in 1934 Securities and Exchange Act rule 3151-1.  The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  The Company’s common shares may be subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities.  Penny stocks generally are equity securities with a price of less than U.S. $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These   disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and shareholders may find it more difficult to sell their shares.

THERE HAS NOT BEEN ANY SIGNIFICANT PRIOR TRADING MARKET FOR OUR SHARES, AND WE CANNOT BE CERTAIN THAT ONE WILL DEVELOP OR THAT BROKER/DEALERS WILL MAKE A MARKET IN OUR COMMON STOCK

There is no current trading market for our common stock, although it has come to our attention that shares of our common stock may have traded to a limited extent on the over-the-counter "grey market."  The grey market is an unofficial market where shares are traded that are not available for trading on an official stock market or exchange.  Trading in our shares in this market has occurred without any instigation or involvement of our management, and we do not encourage or sanction it.  The shares traded in this grey market are not being offered by the Company or pursuant to any disclosure provided by us.  Subsequent to the date hereof, we anticipate that our common stock will be listed on the Over-The-Counter Bulletin Board.  If our common stock is not eligible for such listing, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.  Even if our common stock is listed on the OTC Bulletin Board, we cannot be certain that our shares will be actively traded or at what prices they will trade.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments from the Division of Corporation Finance regarding our periodic or current reports that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

ITEM 2. PROPERTIES

We do not currently own any property.  Our Chief Financial Officer has provided us with 1,000 square feet of office space at 2731 Silver Star Road, Suite 200, Orlando, Florida 32808, in a building that he owns.  We have no written agreement with our Chief Financial Officer regarding the use of that space and our occupancy may be terminated at any time by our Chief Financial Officer.  The offices are composed of three office suites and a conference area. We occupy approximately 2,000 square feet of office space located at 116 East Orange Avenue, Orlando, Florida 32801 that is currently undergoing improvements. Once renovations are complete, this office space will accommodate five office suites and a conference area. Our lease term is for a period of one year and expires on April 2009.  We pay annual rent of $48,000.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting us our  officers or directors , which would have an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote during the period covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is not currently listed on any securities exchange.  Quotations for common stock are currently available on the Grey Market under the symbol “SSTA” where there is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Year 2008	High Bid	Low Bid
1st Quarter Ended September 30	0.25	0.25
2nd Quarter Ended December 31	0.25	0.25
3rd Quarter Ended March 31	0.80	0.80
4th Quarter Ended June 30	1.00	1.00

HOLDERS

As of June 30, 2008, we had 104 record holders of our common stock, holding 13,798,982 shares.

DIVIDENDS

We presently intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our business. Accordingly, we have not declared or paid any dividends to our common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On June 23, 2008, we sold 500,000 shares of our common stock at $.04 per share to an accredited investor.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,
	2008	2007
Revenues	$	$
Total Operating Expenses	74,749	159
Cash on Hand	10,104	665
Total Assets	79,771	665
Current Laibilities	9,330	475
Working Capital	70,441	190
Accumulated Deficit	(75,858)	(1,109)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis should be read in conjunction with our financial statements and its related notes. The terms “we,” “our” or “us” refer to Silver Star Capital Holdings, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” The results shown herein are not necessarily indicative of the results to be expected in any future periods. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, included the risk factors contained herein.
We are a developmental stage company which seeks to consolidate a diversified portfolio of companies engaged in eco-friendly and environmentally responsible technologies and/or services.  We have generated no revenues since inception and have no operating subsidiaries. Our operations through the date of these financial statements have been devoted primarily to marketing, raising capital, and administrative activities.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

At June 30, 2008, we had cash resources $10,104. As such, we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months. Our financial condition as of June 30, 2008 compared to June 30, 2007 is summarized below, as follows:

Assets

As of June 30, 2008, we had total assets of $79,771 compared to total assets of $665 as of June 30, 2007, representing an increase of $79,106. Current assets comprise 100% of our total assets at June 30, 2008 and June 30, 2007, respectively, as further depicted below:

	At June 30, 2008	At June 30, 2007	Net Incr./(Decr.)
Current Assets:
Cash	$10,104	$665	$9,439
Prepaid Expenses	69,667		69,667
Total Assets	$79,771	$665	$79,106

The increase of $9,439 in cash comparing the period ending June 30, 2007 to the period ending June 2008, is attributable to proceeds from common stock sales.

Other assets are limited to prepaid expenses under an operating lease agreement.

Liabilities and Stockholders’ Equity

	At June 30, 2008	At June 30, 2007	Net Incr./(Decr.)
Liabilities:
Accounts Payable	$9,330	$475	$8,855
Stockholders' Equity:
Common Stock	13,799	1,299	12,500
Additional Paid In Capital	132,500		132,500
Accumulated Deficit	(75,858)	(1,109)	(74,749)
Total Stockholders' Equity	70,441	190	70,251
	$79,771	$665	$79,106

Total liabilities increased by $8,855 to $9,330 at June 30, 2008, compared to $475 at June 30, 2007. This increase is due to $9,330 owed to our Chief Financial Officer for advances he made to us for operating expenses during the fiscal year ended June 30, 2008.
Shareholders’ Equity increased to $70,441 as of June 30, 2008, compared to $190 as of June 30, 2007. This increase is primarily due to: (a) the issuance of shares for: (i) cash of $20,000; and (ii)professional services valued at $34,000; and (b) facilities expenses valued at $91,000, net of the losses in the amount of $74,749 incurred in 2008.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $70,441, compared to $190 at June 30, 2007. Cash on hand increased to $10,104 as a result of proceeds from the sale of our common stock sold in a private placement.

Net cash outflows from operating activities decreased $10,792 to negative $10,561 at June 30, 2008, compared to a $231 at June 30, 2007. This decrease is primarily the result of General and Administrative and Interest Expense.

At June 30, 2008, no funds were used for investing activities. At June 30, 2007, we had a loss of $104,000 on disposal of assets.
Cash flows from financing activities at June 30, 2008 were $20,000, compared to nil at June 30, 2007. During 2008, we sold 500,000 shares of common stock in a private placement that yielded $20,000 in cash proceeds.

Our new business plan does not anticipate earning any significant revenues from operations, if any, until we complete the acquisition of one or more operating subsidiaries; there is no assurance that we will have sufficient financing to accomplish or otherwise be successful at meeting this objective.

We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to raise funds through an equity funding. We anticipate total spending requirements of approximately $800,000 pending adequate financing over the next eighteen months, in the following areas:

•	$250,000 of expenses for legal and accounting fees attendant to the due diligence investigations, structuring and negotiating of a business combination or combinations;
•	approximately $100,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target businesses;
•	approximately $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and
•
approximately $400,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses.

We plan to undertake the following steps in our attempt to address our need for financing to accomplish our operational plan:

•	Raise financing through the sale of a registered offering of our common stock sufficient to raise $800,000;
•	Raise financing through a private placement of our common stock; and
•
Contact other companies with sufficient financial resources to fund our operational activities to discuss and negotiate an acquisition transaction where we would combine our business interests and objectives.

Results of Operations

We incurred losses of $74,749 during the year ended June 30, 2008, a decrease of $29,410 over the prior year.
An analysis of the major components of our results of operations is, as follows:

Revenues. No operating revenues have been realized by the Company since inception.

Operating Loss.  Operating losses increased by $74,590 to $74,749 for the year ended June 30, 2008, from $159 for the year ended June 30, 2007. This increase in loss was primarily due to an increase in operating expenses such as facilities expense and professional fees.

General & Administrative Expenses. General and administrative expense increased by $8,962 to $9,121 for the year ended June 30, 2008, from $159 during the year ended June 30, 2007. The increase in our general administrative expense is primarily attributable to funding procurement, such as audit and accounting, legal and offering costs.

Interest Expense.  Interest expense for the year ended June 30, 2008 increased to $625 from $nil during the same 2007 period.

Net Loss.  Net loss for the year ended decreased by $29,410 to $74,749 from $104,159 during the same 2007 period.

Uncertainties and Trends

Our revenues are dependent now, and in the future, upon many factors, including the following:

•	our ability to find attractive target businesses with which to consummate a business combination;
•	the operations, financial condition and management of the identified business opportunity;
•	the performance of a single or small number of operating businesses;
•	the development or market acceptance of a single or limited number of products, processes or services;
•	numerous economic, competitive and regulatory developments; and
•	our availability to obtain financing sufficient to fund the operations and growth of target businesses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended June 30, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements required by this item are filed herewith following the signature page to this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9(A). CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the twelve months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

On August 6, 2007, we issued 10,000,000 shares of common stock at $.001 per share in exchange for services related to our reorganization and registration as a public reporting company.

On April 18, 2008, we issued 2,000,000 shares of common stock at $.001 per share in exchange for the rental of office space for the period April 15, 2008 through April 14, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 2
Directors and Executive Officers

Name	Age	Position
Cliffe R. Bodden	44	Director, President and Chief Executive Officer
Jack E. Owens	56	Director, Chief Financial Officer
Howard A. Speigel	63	Secretary

BACKGROUND OF OFFICERS AND DIRECTORS

Cliffe R. Bodden has been our President and Chief Executive Officer since March 2007.  From February 2002 until March 2007, Mr. Bodden served as the Managing Director of Lempert Capital Management, Ltd., a Cayman Islands based investment advisory firm.  He has been involved in the financial services industry for over 15 years as a financial consultant, investment manager, private banker and investment banker with internationally based financial firms and private banking organizations.

Jack E. Owens has been our Chief Financial Officer since March 2007 and a Director of the Company since inception.  He has been a practicing certified public accountant since 1974 with more than 34 years of financial and management expertise. From 1992 to present, Mr. Owens has operated J. E. Owens & Company, P.A., a certified public accounting firm located in Orlando, Florida.  Mr. Owens received both a Bachelor of Arts in Accounting and a Masters of Accountancy degree from the University of South Florida.  He holds both a CPA and a CMA certificate. He is a member of the American Institute of Certified Public Accountants, Florida Institute of Certified Public Accountants, and Institute of Management Accounting.

Howard A. Speigel has been our Secretary and General Counsel since March 2007. He devotes less than 10% of his time to our affairs.  Mr. Speigel began his professional career with Price, Waterhouse & Co. in June 1968 before joining the Internal Revenue Service as a Tax Law Specialist in July 1969.  He was a Partner in the firm Sigman & Speigel, Attorneys-at-Law from May 1972 until establishing his own practice in 1976.  Since that time Mr. Speigel has operated a sole practitioner’s law practice in Orlando, Florida, emphasizing corporate and business law. Mr. Speigel holds a Bachelor of Science degree from the University of Maryland (1967), College Park and a Juris Doctor degree from the American University, Washington College of Law (1972).

TERMS OF OFFICE

Our Bylaws provide that the above listed officers and directors will serve until the expiration of their term or until their death, resignation or removal, or until their successors have been duly elected and qualified.

FAMILY RELATIONSHIPS

There are no family relationships between any of directors or executive officers or any other director or executive officer.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our articles of incorporation limit the liability of our directors to the maximum extent permitted by Florida law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. Our articles of incorporation and bylaws provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. The bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

AUDIT COMMITTEE

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors. We are seeking candidates for outside directors to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

CODE OF ETHICS

We adopted a code of ethics applicable to all of our directors, officers and employees which is a "code of ethics" as defined by the applicable rules of the Commission. This code of ethics is found as exhibit 14.1 to this report. If we make any amendments to this code of ethics other than technical, administrative or other non-substantive amendments, or grants any waiver, including implicit waivers, from a provision of this code of ethics, the Company will disclose the nature of the amendments or waivers, its effective date and to whom it applies in a report on Form 8-K filed with the SEC. A copy of our code of ethics will be provided, without charge, to any person who makes a request in writing by mail to the attention of Investor Relations at our principal offices, 2731 Silver Star Road, Suite 200, Orlando, Florida 32808-3935

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named officers paid by us during the fiscal year ended June 30, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Table No. 2
Summary Compensation Table

						All
Name and				Stock	Option	Other
Principal Position	Year	Salary	Bonus	Award	Award	Comp	Total
Cliffe R. Bodden	2008	0	0	0	0	$2,500	$2,500
President and CEO	2007	0	0	0	0	0	0
Jack E. Owens	2008	0	0	0	0	$2,500	$2,500
Chief Financial Officer	2007	0	0	0	0	0	0
Howard A. Speigel	2008	0	0	0	0	$500	$500
Secretary	2007	0	0	0	0	0	0

All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended June 30, 2008.

EMPLOYMENT AGREEMENTS

None of our executive officers have employment agreements.

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2008, we did not compensate our directors for their services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of June 30, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title	Name and Address	Amount of	Percent of
of Class	of Beneficial Owner	Beneficial Ownership	Class
Common	Bayside Realty Holdings LLC (1)	2,500,000	18.12%
Common	Cliffe R. Bodden (2)	1,000,000	7.25%
Common	Fredrick B. Nelsen (3)	2,000,000	14.49%
Common	Jack E. Owens (2)	2,500,000	18.12%
Common	Provincial Ventures LLC (4)	2,000,000	14.49%
Common	Silver Star Capital Investors LLC (5)	953,000	6.91%
Common	Howard A. Speigel (2)	500,000	3.62%
Common	Dave Twyman (6)	1,000,000	7.25%
Common	All Officers and Directors
	as a Group	4,000,000	28.99%

(1)	4920 Morton Road, New Bern, North Carolina 28562, Sandra Sears, Manager.
(2)	2731 Silver Star Road, Suite 200, Orlando, Florida 32808
(3)	4417 13th Street, Suite 181, St. Cloud, Florida 34769
(4)	116 South Orange Avenue, Orlando, Florida 32801, Corey Russell and Jerrod Thompson, Managing Members.
(5)	12114 Melody Drive, #203, Westminster, Colorado 80234, Robert L. Dittman, Manager.
(6)	One Michael Owens Way, Plaza 4, Perrysburg, Ohio 43551

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS

At June 30, 2008, we owe $9,330 to our Chief Financial Officer for advances he made to us for operating expenses during the fiscal year ended June 30, 2008.

Fair value of services

During the fiscal year ended June 30, 2008, we received services from our principal stockholders, without cost, related to the day-to-day administration, stockholder relations, maintenance of compliance with federal and state regulatory authorities, and the seeking of appropriate merger candidates.  These services have been valued at $2,000 per month and totaled $24,000 for the fiscal year ended June 30, 2008.  In addition, a principal stockholder also provided, without cost to us, office space valued at $250 per month, which totaled $3,000 for the twelve-month period ended June 30, 2008. The total of these expenses was $27,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

DIRECTOR INDEPENDENCE

We do not have any independent directors on its Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending June 30, 2008.

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2008 and 2007 were $1,500 and $4,000, respectively.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

AUDIT RELATED FEES

We did not incur any fees billed by our auditors for audit related fees during the fiscal year ended June 30, 2008 and 2007.

TAX FEES

We did not incur any fees billed by our auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended June 30, 2008 and 2007, respectively.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees " for the fiscal year ended June 30, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2008 and 2007. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are incorporated herein by reference. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

		Incorporated by Reference				Filed
Exhibit	Document Description		Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation		SB-2/A	11/13/2007	3.1
3.2	Bylaws		SB-2/A	11/13/2007	3.2
4.1	Specimen of Stock Certificate		SB-2/A	11/13/2007	4.1
10.1	Form of Securities Purchase Agreement					X
14.1	Code of Ethics					X
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification					X
(Principal Executive Officer)
31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification					X
(Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350,					X
as adopted pursuant to Section 906 of the
32.2	Sarbanes-Oxley Act of 2002					X
(Chief Executive Officer and Chief Financial Officer)
10.2	Form of Sublease Agreement					X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2008

SILVER STAR CAPITAL HOLDINGS, INC.

By:	/s/ Cliffe R. Bodden
Cliffe R. Bodden
Chief Executive Officer

By:	/s/ Jack E. Owens
Jack E. Owens
Chief Financial Officer

SILVER STAR CAPITAL HOLDINGS, INC.
(formerly PokerBook Gaming Corporation)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, Florida

Board of Directors and Shareholders
Silver Star Capital Holdings, Inc.
Orlando, Florida

I have audited the accompanying balance sheet of Silver Star Capital Holdings, Inc. as of June 30, 2008 and 2007 and the related statements of operations; stockholders' equity; and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Capital Holdings, Inc.  as of June 30, 2008 and 2007 and the results of its operations, its cash flows and changes in stockholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States.

Also discussed in the notes and effective May 1, 2007, the Company concluded a plan of quasi reorganization and restatement of accounts pursuant to ARB 43. From May 1, 2007 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

November 11, 2008

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
Orlando, Florida

SILVER STAR CAPITAL HOLDINGS, INC.
(formerly PokerBook Gaming Corporation)

BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS

Current Assets
Cash	$10,104	665
Prepaid Expenses	69,667

Total Current Assets	79,771	665

Total Assets	$79,771	$665

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$9,330	$475

Total Current Liabilities	9,330	475

Stockholders' Equity

Common Stock, $.001 per share
par value, 50,000,000 shares authorized,
13,798,982 shares issued and outstanding in
2008, 1,298,982 issued and outstanding in 2007	13,799	1,299

Additional Paid-In Capital	132,500	-

Accumulated Deficit
(since quasi reorgainzation May 1, 2007)	(75,858)	(1,109)

Total Stockholders' Equity	70,441	190

Total Liabilities and Stockholders' Equity	$79,771	$665

The accompanying notes are an integral part of these statements.

SILVER STAR CAPITAL HOLDINGS, INC.
(formerly PokerBook Gaming Corporation)

STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2008	2007

Operating Expenses
General and Administrative	$9,121	$159
Interest Expense	625	-
Facilities Expense	21,333	-
Professional Fees	43,670	-

Total Expenses	74,749	159

Net (Loss) From Continuing Operations	(74,749)	(159)

Discontinued Operations
Loss From Abandonment of Asset	-	(104,000)

Net Income/(Loss)	$(74,749)	$(104,159)

Basic and Diluted
(Loss) per Share	$(0.0070)	$(0.0802)

Weighted Average
Number of Shares	10,696,523	1,298,982

The accompanying notes are an integral part of these statements

SILVER STAR CAPITAL HOLDINGS, INC.
(formerly PokerBook Gaming Corporation)

STATEMENT OF STOCKHOLDERS’ EQUITY

From July 1, 2006 To June 30, 2008

						Deficit
						Accumulated
		Price				(Since quasi
	Issue	Per	Common Stock		Paid in	reorganization	Total
	Date	Share	Shares	Amount	Capital	May 1, 2007)	Equity
Balance, July 1, 2006			1,298,966	$1,299	$210,792	$(113,124)	$98,967

Common shares issued for fractional interests
related to reverse stock split	01-May-07		16

Conversion of related party debt to
to additional paid in capital					5,382		5,382

Effect of quasi reorganization					(216,174)	216,174	-

Net (Loss) For Year						(104,159)	(104,159)

Balance, June 30, 2007			1,298,982	1,299		(1,109)	190

Common shares issued for services	06-Aug-07		10,000,000	10,000			10,000

Common shares issued for facilities rentals	18-Apr-08		2,000,000	2,000	86,000		88,000

Common shares issued	23-Jun-08		500,000	500	19,500		20,000

Fair value of services rendered					27,000		27,000

Net (Loss) For Year						(74,749)	(74,749)

Balance, June 30, 2007			13,798,982	$13,799	$132,500	$(75,858)	$70,441

The accompanying notes are an integral part of these statements.

SILVER STAR CAPITAL HOLDINGS, INC.
(formerly PokerBook Gaming Corporation)

STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007

Operating Activities

Net Profit / (Loss)	$(74,749)	$(104,159)

Significant Non-Cash Transactions	-
Loss on disposal of asset		104,000
Fair value of stock issued for
professional services	34,000	-
Fair value of stock issued for
facilities expenses	91,000	-

Changes in Assets and Liabilities
(Increase) decrease in:
Prepaid expenses	(69,667)	-
Increase (decrease) in:
Accounts payable	8,855	390

Net Cash provided (used)
by operating activities	(10,561)	231

Financing Activities

Issuance of common stock	20,000	-

Net Cash provided (used)
by financing activities	20,000	-

Net increase in cash	9,439	231

Cash, Beginning of Period	665	434

Cash, End of Period	$10,104	$665

SUPPLEMENTAL DISCLOSURES

Reclassification of related party debt to
additional paid in capital pursuant to
quasi reorganization	$0	$5,382

The accompanying notes are an integral part of these statements

SILVER STAR CAPITAL HOLDINGS, INC.
formerly PokerBook Gaming Corporation

NOTES TO FINANCIAL STATEMENTS
June 30, 2008 and 2007

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

2.  Property and Equipment

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

3.  Valuation of Long-Lived Assets

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

4.  Stock Based Compensation

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

5.  Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS NO. 109, “Accounting for Income Taxes,” or SFAS 109.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.  SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.  Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carry forwards.  Management has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially the Company’s entire net deferred tax asset.  Management will continue to evaluate the reliability of the deferred tax asset and its related valuation allowance.  If Management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which we make the determination.  The Company’s tax rate may also vary based on its results and the mix of income or loss in domestic and foreign tax jurisdictions in which it operates.

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

6.  Financial Instruments Fair Value, Concentration of Business and Credit Risks

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

7.  Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

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

8.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

9.   Cash Flows

For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

10.  Earnings Per Common Share

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

11.  Recent Accounting Pronouncements

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

NOTE B - STOCKHOLDERS EQUITY

Common Stock

The Company’s single class common stock had authorized shares of 50,000,000 at June 30, 2007 and June 30, 2006, respectively, with a par value of $.001.

Effective October 13, 2006, the Company’s board of directors approved a plan of “quasi reorganization” that included the abandonment of its previous business plan of providing internet gaming software, restructuring the Company’s capital structure by a reverse stock split of the Company’s common shares on a basis of 1 share for each 50 shares, and the reduction of the Company’s authorized common stock shares from 100,000,000 to 50,000,000.  As discussed in note D below, the Company’s restructuring plan was completed on May 1, 2007.

On May 1, 2007, the Company’s Board of Directors approved a 1-for-50 reverse split of its common stock, following approval by the Company’s stockholders. The reverse stock split was effective on May 1, 2007. As a result, the Company’s issued and outstanding common stock was reduced from approximately 65 million to approximately 1.3 million shares. Fractional shares resulting from the split were rounded up to the next whole number. The par value of the common stock was not affected by the reverse stock split and remained at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Balance Sheets. All shares and per share amounts including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans etc.) have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

The Company’s common stock activity for the fiscal years ended June 30, 2007 and 2008, after providing for the effect of the reverse stock split, were as follows:

On August 6, 2007, the Company issued 10,000,000 shares of common stock at $.001 per share in exchange for services related to the Company’s reorganization and registration as a public reporting company.

On April 18, 2008, the Company issued 2,000,000 shares of common stock at $.001 per share in exchange for the rental of office space for the period April 15, 2008 through April 14, 2009.

On June 23, 2008, the Company issued 500,000 shares of its common stock at $.04 per share to an individual.

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

NOTE D - LEASE COMMITMENTS

The Company conducts its operations from office facilities maintained under an operating lease agreement. The lease period is for a one year period from April 15, 2008 through April 14, 2009.  The lease commitment is for a total amount of $88,000 over the term of the lease.  Rental expense under this lease agreement, for the fiscal year ended June 30, 2008, was $18,333.

Future minimum lease payments required under the above agreement, at June 30, 2008, are as follows:

Year ending June 30,
2009                                           $ 69,667
=======

NOTE E – RELATED PARTY TRANSACTIONS

At June 30, 2008, the Company owed $9,330 to an officer of the Company for advances made to the Company for operating expenses during the fiscal year ended June 30, 2008.

Fair value of services

During the fiscal year ended June 30, 2008, the Company received services from the principal stockholders, without cost, related to the day-to-day administration, stockholder relations, maintenance of compliance with federal and state regulatory authorities, and the seeking of appropriate merger candidates.  These services have been valued at $2,000 per month and totaled $24,000 for the fiscal year ended June 30, 2008.  In addition, a principal stockholder also provided, without cost to the Company, office space valued at $250 per month, which totaled $3,000 for the twelve-month period ended June 30, 2008. The total of these expenses was $27,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed
Exhibit	Document Description		Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation		SB-2/A	11/13/2007	3.1
3.2	Bylaws		SB-2/A	11/13/2007	3.2
4.1	Specimen of Stock Certificate		SB-2/A	11/13/2007	4.1
10.1	Form of Securities Purchase Agreement					X
14.1	Code of Ethics					X
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification					X
(Principal Executive Officer)
31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification					X
(Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350,					X
as adopted pursuant to Section 906 of the
32.2	Sarbanes-Oxley Act of 2002					X
(Chief Executive Officer and Chief Financial Officer)
10.2	Form of Sublease Agreement					X