Form 10-Q
period 2008-12-10
Silver Star Capital Holdings, Inc.
filed 2008-12-10
CIK 1412339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from	to

Commission File Number:	000-52853

SILVER STAR CAPITAL HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Florida		04-3960402
(State or other jurisdiction		(I.R.S. Employer Identification Number)
of incorporation or organization)

2731 Silver Star Road, Suite 200
Orlando, Florida		32808-3935
(Address of principal executive offices)		(Zip Code)

(407) 522-7201
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)
(2) has been subject to such filing requirements for the past 90 days.		X	Yes	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer			Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)		Smaller reporting company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	X	No

As of September 30, 2008, the registrant's outstanding common stock consisted of 13,808,982 shares, $0.001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4T. Controls and Procedures.

PART II – OTHER INFORMATION
Item1. Legal Proceedings.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits.

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Silver Star Capital Holdings, Inc.
Formerly PokerBook Gaming Corporation

BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$15,775	10,104
Prepaid Expenses	47,667	69,667

Total Current Assets	63,442	79,771

Total Assets	$63,442	$79,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$590	$9,330

Total Current Liabilities	590	9,330

Stockholders' Equity

Common Stock, $.001 per share
par value, 50,000,000 shares authorized,
13,808,982 shares issued and outstanding at
September 30, 2008, 13,798,982 issued
and outstanding at June 30, 2008	13,809	13,799

Additional Paid-In Capital	154,240	132,500

Accumulated Deficit
(since quasi reorgainzation May 1, 2007)	(105,197)	(75,858)

Total Stockholders' Equity	62,852	70,441

Total Liabilities and Stockholders' Equity	$63,442	$79,771

The accompanying notes are an integral part of these statements.

Silver Star Capital Holdings, Inc.
Formerly PokerBook Gaming Corporation

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Operating Expenses
General and Administrative	$567	$3,825
Interest Expense	22	-
Facilities Expense	22,750	-
Professional Fees	6,000	14,405

Total Expenses	29,339	18,230

Net Income/(Loss)	(29,339)	(18,230)

Basic and Diluted
(Loss) per Share a	$(0.00)	$(0.00)

Weighted Average
Number of Shares	13,799,525	9,559,852

a = Less that ($0.01) per share

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
Formerly PokerBook Gaming Corporation

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Operating Activities

Net Profit / (Loss)	$(29,339)	$(18,230)

Significant Non-Cash Transactions
Fair value of stock issued for
professional services	-	10,000
Fair value of stock issued for
facilities expenses	6,750	-

Changes in Assets and Liabilities
(Increase)/decrease in Prepaid Expenses	22,000	-
Increase/(decrease) in Accounts Payable	(8,740)	8,230

Net Cash provided (used)
by operating activities	(9,329)	-

Financing Activities

Issuance of common stock	15,000	-

Net Cash provided (used)
by financing activities	15,000	-

Net increase in cash	5,671	-

Cash, Beginning of Period	10,104	665

Cash, End of Period	$15,775	$665

The accompanying notes are an integral part of these statements

Silver Star Capital Holdings, Inc.
formerly PokerBook Gaming Corporation

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Unaudited Financial Statements

These condensed financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2008 and 2007, included in our Annual Report on Form 10-K.  Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to instructions to Form 10-Q as promulgated by the Securities and Exchange Commission, these condensed financial statements specifically refer to the footnotes to the condensed financial statements of the Company as of June 30, 2008 and 2007.  In the opinion of management, these unaudited interim condensed financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position, results of operations, and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the three months ended September 30, 2008, should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.

2.  Business and Organization

Silver Star Capital Holdings, Inc., formerly known as PokerBook Gaming Corporation (Silver Star or the Company), was incorporated on May 17, 2002, and formerly was organized to develop and distribute a portfolio of internet gaming software.  On October 13, 2006, the Company abandoned its internet software interests and reorganized itself into an acquisition, holding and management services company which seeks to consolidate a diversified portfolio of companies engaged in eco-friendly and environmentally responsible businesses.

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

11.  Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity.

This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning July 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning July 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this statement July 1, 2008, and it is not believed that this will have an impact on the Company’s financial position, results of operations, or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

At September 30, 2008, the Company had no property and equipment.

NOTE C - STOCKHOLDERS EQUITY

Common Stock

The Company’s single class common stock had authorized shares of 50,000,000 at September 30, 2008, with a par value of $.001.

On September 25, 2008, the Company issued 10,000 shares of its common stock at $1.50  per share to an individual.

At September 30, 2008, the Company had 13,808,982 shares of its common stock issued and outstanding.

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

NOTE D - LEASE COMMITMENTS

The Company conducts its operations from office facilities maintained under an operating lease agreement. The lease period is for a one year period from April 15, 2008 through April 14, 2009.  The lease commitment is for a total amount of $88,000 over the term of the lease.  Rental expense under this lease agreement, for the quarter ended September 30, 2008, was $22,000.

Future minimum lease payments required under the above agreement, at September 30, 2008, are as follows:

Year ending June 30,
2009                                           $ 47,667
=======

NOTE E – RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company owed $361 to an officer of the Company for advances made to the Company for operating expenses during the quarter ended September 30, 2008.

Fair value of services

During the quarter ended September 30, 2008, the Company received services from the principal stockholders, without cost, related to the day-to-day administration, stockholder relations, maintenance of compliance with federal and state regulatory authorities, and the seeking of appropriate merger candidates.  These services have been valued at $2,000 per month and totaled $6,000 for the quarter ended September 30, 2008.  In addition, a principal stockholder also provided, without cost to the Company, office space valued at $250 per month, which totaled $750 for the three-month period ended September 30, 2008.  The total of these expenses was $6,750 and was reflected in the statement of operations as professional fees and facilities expenses with a corresponding contribution of paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended June 30, 2008.

General

Silver Star Capital Holdings, Inc., (referred to hereinafter as "we", "our", “or "us") is an acquisition, holding and management services company which seeks to consolidate a diversified portfolio of companies engaged in eco-friendly and environmentally responsible businesses.

Business Strategy

We intend to build a leading environmental sciences and technology company by acquiring companies that will operate as wholly or majority owned subsidiaries, forming the components of our portfolio of “green” businesses. Through strategic acquisitions, we plan to assemble a synergistic collection of valuable intellectual properties, patents, copyrights and exclusive rights expertise in unique, focus related business processes for both limited to broad scale market implementation.

The focus of our strategy will be on acquiring and integrating “green” businesses that are likely to benefit from our anticipated access to requisite growth capital, management and business planning expertise. Acquisition targets will be selected based upon their ability to demonstrate:

•	novel and innovative “green” products or services;
•	experienced and proven management teams;
•	opportunities for significant growth; and
•	established customer base and channels of distribution

Once acquisitions are completed, we intend to create additional shareholder value by improving productivity through the implementation or adoption of our technologies and business processes, improving margins through the leverage of our growing purchasing power and enhancing the opportunity for organic growth through cross-selling opportunities and expanded services offerings.

 Our strategy has been designed to take advantage of current market dynamics. Demand for green solutions, green products are all in areas of growth.  High revenues, lower costs, and the elimination of liability will continue to enhance profitability throughout all industry sectors. Also, the industry is positioned for consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching product and service offerings that can more effectively be handled by larger more diverse organizations.

Given the size and highly fragmented composition of the industry, we believe there is an excellent opportunity to execute a consolidation strategy through the selective, strategic acquisition of other companies with complementary businesses with earnings in the range of $1 million to $5 million.  We believe that companies of this size may be receptive to our acquisition program as they are often too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offering.

Although management is confident that we will be in a position to accelerate our acquisition program, any such acquisition program will likely be dependent upon, among other factors, our ability to secure additional financing through the sale of equity securities, and the development of an active trading market for our securities, neither of which can be assured.

Current Business Operations

For the fiscal year ending June 30, 2009, the Company expects to continue with its efforts to locate suitable business acquisition candidates and thereafter to complete business acquisition transactions. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next nine months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

Results of Operations

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007.

Revenues

We have generated no revenues since inception.

Operating Expenses

Total operating expenses for the three months ended September 30, 2008 and 2007 were $29,339 and $18,230, respectively, an increase of $11,109 or 61%.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $567 and $3,825, respectively a decrease of $2,691 or 85%. Expenses that increased from the prior period included facilities expenses of $22,750. Professional fees decreased from $14,405 to $6,000 or 58%.

Liquidity and Capital Resources

For the three months ended September 30, 2008, we used net cash of $9,329 in operating activities, compared with $0 of net cash used in operating activities for the three months ended September 30, 2007, in comparison to the same period in the prior year, this is a increase in net cash used in operating activities of $9,329 from the prior year.

We had net cash provided by financing activities of $15,000 for the three months ended September 30, 2008 compared with $0 provided by financing activities for the three months ended September 30, 2007. Cash provided by financing activities for the three months ended September 30, 2008 were proceeds from the sale of 10,000 shares of common stock at $1.50 per share.

At September 30, 2008, we had cash and cash equivalents available in the amount of $15,775, an increase of $15,110 compared to the same period in the prior year

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

Off -Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors.

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended June 30, 2008, have not changed materially during the three months ended September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2008 to September 30, 2008 the Company sold 10,000 shares of common stock, par value $.001, at $1.50 per share.  Proceeds of $15,000 will be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following Exhibits are filed herewith:

31.1
Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Executive Officer)

31.2
Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Financial Officer)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER STAR CAPITAL HOLDINGS, INC.

/s/ Cliffe R. Bodden
Date: December 10, 2008	Cliffe R. Bodden
President and Chief Executive Officer

/s/ Jack E. Owens
Date: December 10, 2008	Jack E. Owens
Chief Financial Officer